Form 10-Q
period 1996-06-30
MICRO HOLDING CORP
filed 1996-07-01
CIK 793629

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Nine Months Ended June 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to _____

                                   ----------

                       Commission File Number 33-28214-NY

                Micro Holding Corp. (formerly Micro Care, Inc.)
             Exact name of Registrant as specified in its charter)

            New York                                   11-2714923
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

1952 Jericho Turnpike, East Northport, NY                11731
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (516) 462-6700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:Common Stock
                                                           $.001 par value

                 MICRO HOLDING CORP. (formerly MICRO CARE, INC.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                              June 30, 1996        June 30, 1995
                                              -------------        -------------

ASSETS

      Assets                                  $         -.-        $         -.-
                                              =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY


      Liabilities                             $         -.-        $         -.-
                                              -------------        -------------

Stockholders' equity
   Common stock                                    21,691               21,691
   Surplus - Paid In                              282,996              282,996
   Treasury stock                                 (21,000)             (21,000)
                                              -------------        -------------
      Outstanding stock                           283,687              283,687
                                              -------------        -------------

   Retained Earning/Deficit                      (283,687)            (283,687)
                                              -------------        -------------

Liabilities & Stockholders Equity             $         -.-        $         -.-
                                              =============        =============

                 MICRO HOLDING CORP. (formerly MICRO CARE, INC.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED JUNE 30,


                                                  1996                 1995
                                              -------------        -------------

The Company ceased operations in July 31, 1991 and has been inactive since.

                 MICRO HOLDING CORP. (formerly MICRO CARE, INC.)
          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30,


                                                  1996                 1995
                                              -------------        -------------

                                               No Activity          No Activity

                 MICRO HOLDING CORP. (formerly Micro Care, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1-Summary of Significant Accounting Policies

A.   The Company:

Micro Holding Corp. (formerly Micro Care, Inc.) was incorporated in the State of New York on November 14, 1984. The Company was engaged in the repair and service of personal computers and computer peripherals principally through the sale and renewal of maintenance contracts. As of July 31, 1991, the Company ceased all operations.

B.   Unaudited Information:

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows have been included in the financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Micro Holding Corp. (formerly Micro Care, Inc.) (the "Company") was engaged in the business of servicing and repairing microcomputers and peripheral equipment principally through the sale and renewal of maintenance contracts. On July 31, 1991, the Company ceased operations.

     The Company was incorporated under the laws of the State of New York on November 14, 1984. The Company operated its business under the unregistered trademark "Micro Care." Its offices are located at 1952 Jericho Turnpike, East Northport, NY 11731. Its telephone number is (516) 462-6700.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Micro Holding Corp. (formerly Micro Care, Inc.) (REGISTRANT)




                                 By: /s/ James J. Charles
                                    -------------------------------------
                                     James J. Charles, President