Form 10-K
period 1996-09-30
MICRO HOLDING CORP
filed 1996-11-19
CIK 793629

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to _____

                                   ----------

Commission File Number 33-28214-NY

Micro Holding Corp. (formerly Micro Care, Inc.)
(Exact name of Registrant as specified in its charter)

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

Securities registered pursuant to
  Section 12(g) of the Act:         Common Stock           $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                              YES _X_       NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              YES _X_       NO ___

     On October 14, 1996, the aggregate market value of the voting stock of Micro Holding Corp. (formerly Micro Care, Inc.), consisting of Common Stock $.001 par value, held by non-affiliates of the Registrant was approximately $0.

                                   THE COMPANY

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

                                     PART I

Item 1. Business of the Company

General

     The Company, incorporated in New York on November 14, 1984, provided repair services for microcomputers and related peripheral equipment principally through the sale and renewal of service contracts. Since the commencement of its business, the Company has specialized in the repair of computers eventually focusing its business on the repair of microcomputers. By focusing on the repair of microcomputers, the Company has delineated its marketing strategy solely towards the business user of microcomputers. On July 31, 1991, the Company ceased operations.

Employees

     The Company currently has no employees.

Item 2. Properties

None

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Common Stock and Related Stockholder Matters

None

Item 6. Selected Financial Data

The Company ceased operations on July 31, 1991. See financial statements elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The company ceased operations on July 31, 1991.

Item 8. Financial Statements

The consolidated financial statements of the Company are presented beginning on page F-1. The financial statements are unaudited as the Company is an inactive entity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 10. Management

     The directors of the Company are as follows:

          Name                      Age      Position

          James J. Charles          54       President, Chief Executive and
                                             Financial Officer and Director

          Seema Wasil               27       Secretary, Treasurer and Director

          Rahul Rametra             23       Director

     James J. Charles, was appointed Director, President and Chief Executive Officer of the Company on April 15, 1996. Since 1990, he has been a financial consultant to several publicly held corporations. Prior to 1990, he was a partner in Ernest & Young, LLP. He is a certified public accountanct licensed in the state of New York.

     Seema Wasil, was appointed Director and Secretary on April 15, 1996. Since 1995, she has been working in the accounting department of a public company. Prior to 1995, she worked for three years as an accountant for a small accouting firm. She graduated from Hofstra University in 1991 with a Bachelor of Business.

     Rahul Rametra, was appointed Director of the Company on April 15, 1996. He has been a sales manager for Sun Computers & Software, Inc. since December 1994. Prior to 1994, he was a student at the State University of New York-Stony Brook from which he received a Bachelor of Science in Business Management.

     The term of office of each director expires at the Company's annual meeting of shareholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the board of Directors. The New York Business Corporation Law permits a corporation through its certificate of incorporation to exonerate its directors from personal liability to the corporation or its stockholders for monetary damages for breaches of the director's fiduciary duty, with certain exceptions. The exceptions include a breach of the directors' duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends, and transactions from which the director derived an improper personal benefit. The Company's certificate of incorporation exonerates its directors from liability to the extent permitted by the New York Business Corporation Law.

Item 12. Principal and Other Stockholders

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 15, 1996:

                                                        Amount and
                                                        Nature of
Name and                           Beneficial           Percentage
Address                            Ownership            of Class
-------                            ---------            --------

James J. Charles                   13,500                 7.9
1952 Jericho Turnpike
East Northport
New York 11731(1)

Seema Wasil                         7,750                 4.5
1952 Jericho Turnpike
East Northport
New York 11731(1)

Rahul Rametra                       2,170                 1.3
1952 Jericho Turnpike
East Northport
New York 11731

All Officers and                   23,420                13.7
Directors as a
group (3 Persons)

----------
(1) For the purposes of the above table and the following notes, the Company's Common Stock shown as beneficially owned includes all securities which pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, may be deemed to be beneficially owned including, without limitation, all securities which the beneficial owner has the right to acquire within 60 days, as, for example, through the exercise of any option, warrant or right, the conversion of convertible securities or pursuant to the power to revoke a trust, discretionary account or similar arrangement.

(2) The percentage of ownership of the class of voting securities in the above table has been calculated by dividing (i) the aggregate number of shares of such class actually owned plus all shares of such class which may be deemed to be beneficially owned, by (ii) the number of shares of such class actually outstanding plus the number of shares of such class such beneficial owner may be deemed to beneficially own assuming no other acquisitions of shares of such class through the exercise of any option, warrant or right by any other person.

                            DESCRIPTION OF SECURITIES

Common Stock

     The Company's authorized capital consists of 50,000,000 shares of Common Stock, par value $.001, of which 170,000 shares are outstanding as of November 15, 1996. All shares of the Common Stock are entitled to share equally in dividends from sources legally available therefor when, as and if declared by the Board of Directors, and upon liquidation or dissolution of the Company, whether voluntary or involuntary, the holders of the shares of Common Stock are entitled to share equally in the assets of the Company available for distribution to shareholders. Each holder of shares of Common Stock of the Company is entitled to one vote per share of Common Stock for al purposes. The shareholders have no preemptive rights. There is no cumulative voting, redemption right or right of conversion in existence with respect to the Common Stock. All outstanding shares of Common Stock are, and all shares to be issued pursuant to this offering will be fully paid and non-assessable.

On June 18, 1996, the Company's Board of Director's authorized a reverse stock split pursuant to which each one hundred (100) outstanding shares of common stock were automatically converted into one (1) share of common stock. Average number of shares outstanding and per share amounts have been retroactively restated to reflect this reverse stock split.

                 MICRO HOLDING CORP. (formerly MICRO CARE, INC.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                       September 30, 1996     September 30, 1995
                                       ==================     ==================

ASSETS
     Cash                                  $     216                     -.-
                                           =========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Loans payable                             5,500                     -.-
                                           ---------                --------
Stockholders' equity

     Common stock                             21,691                  21,691
     Surplus - Paid In                       282,996                 282,996
     Treasury stock                          (21,000)                (21,000)
                                           ---------                --------
          Outstanding stock                  283,687                 283,687
                                           ---------                --------
     Retained Earning/Deficit Beginning     (283,687)               (283,687)
     Current Earnings (Loss)                  (5,284)                    -.-
                                           ---------                --------
     Retained Earning/Deficit End           (288,971)               (283,687)

     Stockholders equity (deficit)            (5,284)                    -.-

Liabilities & Stockholders Equity          $     216                     -.-
                                           =========                ========

                 MICRO HOLDING CORP. (formerly MICRO CARE, INC.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED SEPTEMBER 30,

                                                   1996            1995
                                                ==========      ==========

Revenues                                              -.-            -.-

General and Administrative Expenses                 5,127            -.-
                                                   ------        -------
Net Loss                                           $5,127            -.-
                                                   ======        =======
Loss Per Share                                     $ 0.03            -.-
                                                   ======        =======

                 MICRO HOLDING CORP. (formerly MICRO CARE, INC.)
          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED SEPTEMBER 30,

                                                       1996            1995
                                                   =============  =============

Net cash used in operating activities                 5,284        No Activity

Cash flows from financing activities
     Short term borrowings                            5,500
                                                -----------

Net increase in cash                                    216
Cash and cash equivalents-beginning of period           -.-
                                                -----------

Cash and cash equivalents-end of period              $  216
                                                ===========

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

                                MICRO HOLDING CORP. (Formerly MICRO CARE, INC.) (REGISTRANT)



                                By: /s/  James J. Charles
                                   -------------------------------
                                    James J. Charles

Dated: November 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ James J. Charles                               November 15, 1996
-------------------------------
James J. Charles
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer



/s/ Seema Wasil                                    November 15, 1996
-------------------------------
Seema Wasil
Secretary
Director



/s/ Rahul Rametra                                  November 15, 1996
-------------------------------
Rahul Rametra
Director