Form 10-Q
period 1996-12-31
MICRO HOLDING CORP
filed 1997-02-18
CIK 793629

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

              [x] ANNUAL REPORT PURSUANT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to _____

                                   ----------

Commission File Number 33-28214-NY


Micro Holding Corp. (formerly Micro Care, Inc.)
(Exact name of Registrant as specified in its charter)

New York                                            11-2714923
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)


90 Adams Avenue, Hauppauge, New York              11788
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (516) 231-2832


1952 Jericho Turnpike, East Northport, New York 11731
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO__

As of the close of business on December 31, 1996, there were 170,000 shares of the Registrant's Common Stock outstanding.

                MICRO HOLDING CORP. (formerly MICRO CARE, INC.)
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     December 31, 1996        September 30, 1996
                                     -----------------        ------------------
ASSETS

     Cash                                    $     216                $     216
                                             =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Loans payable                               5,500                    5,500
                                             ---------                ---------

Stockholders' equity
     Common stock                               21,691                   21,691
     Surplus - Paid In                         282,996                  282,996
     Treasury stock                            (21,000)                 (21,000)
                                             ---------                ---------
          Outstanding stock                    283,687                  283,687
                                             ---------                ---------

     Retained Earning/Deficit Beginning       (288,971)                (283,687)
     Current Earnings (Loss)                                             (5,284)
                                             ---------                ---------
     Retained Earning/Deficit End             (288,971)                (288,971)

     Stockholders equity (deficit)              (5,284)                  (5,284)

Liabilities & Stockholders Equity            $     216                $     216
                                             =========                =========

                 MICRO HOLDING CORP. (formerly MICRO CARE, INC.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                         1996            1995
                                                     ------------    -----------

The Company ceased operations in July 31, 1991 and has been inactive since.

                 MICRO HOLDING CORP. (formerly MICRO CARE, INC.)
          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                         1996            1995
                                                     ------------    -----------

                                                     No Activity     No Activity

                                   THE COMPANY

     Micro Holding Corp. (formerly Micro Care, Inc.) (the "Company") was engaged in the business of servicing and repairing microcomputers and peripheral equipment principally through the sale and renewal of maintenance contracts. On July 31, 1991, the Company ceased operations.

     The Company was incorporated under the laws of the State of New York on November 14, 1984. The Company operated its business under the unregistered trademark "Micro Care." Its offices are located at 90 Adams Avenue, Hauppauge, New York 11788. Its telephone number is (516) 231-2832.

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

                               Micro Holding Corp.
                                Other Information
                                December 31, 1996


PART II


Item 6.  Exhibits and Reports on form 8-k

 a) Exhibits - none

 b) Reports on Form 8-K:

     The following reports on Form 8K were filed by the Company during the quarter ended December 31, 1996:

                  NONE

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MICRO HOLDING CORP. (Formerly MICRO CARE, INC.) (REGISTRANT)



                           By:/s/ James J. Charles
                              -------------------------
                              James J. Charles

Dated: February 14, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James J. Charles
-------------------------------                     February 14, 1996
James J. Charles
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer



/s/ Seema Wasil
-------------------------------                     February 14, 1996
Seema Wasil
Secretary
Director


/s/ Rahul Rametra
-------------------------------                     February 14, 1996
Rahul Rametra
Director