Form 10-Q
period 1997-03-31
MICRO HOLDING CORP
filed 1997-05-15
CIK 793629

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

                                 CURRENT REPORT

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from_____ to _____

                         Commission File Number 33-28214


                              MICRO HOLDING CORP.
             (Exact name of registrant as specified in its charter)

New York                                               11-2714923
(State or other jurisdiction of                       (I.R.S. Employer
 corporation or organization)                         Identification Number)

90 Adams Avenue, Hauppauge, New York              11788
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code (516) 231-2000

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

                                YES _X_   NO ___

As of the close of business on March 31, 1997, there were 438,425 shares of the Registrant's Common Stock outstanding.

                               MICRO HOLDING CORP.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                          March 31, 1997     September 30, 1996
                                         ----------------    ------------------
ASSETS

   Cash                                  $          1,020     $            216
   Accounts receivable                              1,000                 --
                                         ----------------     ----------------

Total current assets                     $          2,020     $            216
                                         ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Loans payable                                      500                5,500
                                         ----------------     ----------------

Stockholders' equity
   Common stock (50,000,000 shares
      authorized, par $.001, 438,425
      shares issued and outstanding)                  438               21,691
   Surplus - Paid In                              296,249              282,996
   Treasury stock                                    --                (21,000)
                                         ----------------     ----------------
        Outstanding stock                         296,687              283,687
                                         ----------------     ----------------

   Retained Earning/Deficit Beginning            (288,971)            (283,687)
   Current Earnings (Loss)                         (6,196)              (5,284)
                                         ----------------     ----------------
   Retained Earning/Deficit End                  (295,167)            (288,971)

   Stockholders equity (deficit)                    1,520               (5,284)
                                         ----------------     ----------------

Liabilities & Stockholders' Equity       $          2,020     $            216
                                         ================     ================

                               MICRO HOLDING CORP.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED MARCH 31,

                                                        1997           1996
                                                     ----------     ----------

                                                                   No Activity

General and administrative expenses                  $    6,196           --
                                                     ----------     ----------

Net Loss                                             $    6,196     $        0
                                                     ==========     ==========

                               MICRO HOLDING CORP.
          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED MARCH 31,

                                                          1997          1996
                                                       ----------    ----------

                                                                    No Activity

Cash used in operating activities                      $   12,196          --

Cash flows from financing activities:

   Issuance of common stock for cash and
   retirement of loans                                     13,000          --
                                                       ----------    ----------

Net cash provided by financing activities                  13,000          --
                                                       ----------    ----------

Net increase in cash                                          804

Cash -  Beginning of period                                   216
                                                       ----------    ----------

Cash -  End of period                                  $    1,020
                                                       ==========    ==========

                               MICRO HOLDING CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND
                         SIX MONTHS ENDED MARCH 31, 1997

                                                     Common        Value     Additional    Treasury     Retained      Total
                                                     Shares       Common       Paid-In       Stock      Earnings   Stockholders'
                                                     Issued        Stock       Capital                  (Deficit)     Equity
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Balance at October 1, 1993                            182,584   $   21,691   $  282,996   ($  21,000)  ($ 283,687)  $        0

1994 - NO ACTIVITY                                       --           --           --           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------   ----------

Balance at September 30, 1994                         182,584       21,691      282,996      (21,000)    (283,687)           0

1995 - NO ACTIVITY                                       --           --           --           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------   ----------

Balance at September 30, 1995                         182,584       21,691      282,996      (21,000)    (283,687)           0

Net Loss for the Year Ended September 30, 1996           --           --           --           --         (5,284)      (5,284)
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Balance at September 30, 1996                         182,584       21,691      282,996      (21,000)    (288,971)      (5,284)

Reclass for Reverse Split                                --        (21,509)      21,509         --           --              0

Common Stock Issued for Cash                          260,000          260       12,740         --           --         13,000

Retirement of Treasury Stock                           (4,159)          (4)     (20,996)      21,000         --              0

Net Loss for the Six Months Ended March 31, 1997         --           --           --           --         (6,196)      (6,196)
                                                   ----------   ----------   ----------   ----------   ----------   ----------

Balance at March 31, 1997                             438,425   $      438   $  296,249   $        0   ($ 295,167)  $    1,520
                                                   ==========   ==========   ==========   ==========   ==========   ==========

Notes:

(1)  50,000,000 shares of common stock, par value $.001 are authorized.
(2)  Shares outstanding have been adjusted for a 1 to 100 stock split (reverse).
(3)  Treasury stock of 4,159 common shares.

                               MICRO HOLDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The Company was incorporated under the laws of the State of New York on November 14, 1984. The Company operated its business under the unregistered trademark "Micro Care." Its offices are located at 90 Adams Avenue, Hauppauge, New York 11788. Its telephone number is (516) 231-2000.

                               Micro Holding Corp.
                                Other Information
                                 March 31, 1997

PART II

Item 6.  Exhibits and Reports on form 8-k

 a) Exhibits - none

 b) Reports on Form 8-K:

     The following reports on Form 8K were filed by the Company during the quarter ended March 31, 1997

          NONE

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MICRO HOLDING CORP.
                                    (REGISTRANT)

                                    By: /s/ James J. Charles
                                        ------------------------------
                                        James J. Charles, President

Dated: May 15, 1997